Form 10-Q
period 1995-06-30
IEA MARINE CONTAINER FUND
filed 1995-08-11
CIK 311780

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                          -----    -----

                          Commission file number 0-9228

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)

          California                                  94-2607182
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No    .
                                       ---    ---

                               IEA MARINE CONTAINER FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                         REPORT ON FORM 10-Q FOR THE QUARTERLY
                              PERIOD ENDED JUNE 30, 1995

                                   TABLE OF CONTENTS

                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                         2

         Statements of Operations for the three and six months ended June 30, 1995 and 1994       3
         (unaudited)

         Statements of Cash Flows for the six months ended June 30, 1995 and 1994                 4
         (unaudited)

         Notes to Financial Statements (unaudited)                                                5

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of               7
         Operations


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K during the period                                       9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                               June 30,        December 31,
                                                                 1995              1994
                                                              ----------       ------------
                   Assets
                   ------
Current assets:
   Cash, includes $119,943 at June 30, 1995 and $28,632
     at December 31, 1994 in interest-bearing accounts        $  127,621        $   41,241
   Short-term investments                                           -             100,000
   Net lease receivables due from Leasing Company
     (notes 1 and 2)                                             193,205            12,341
                                                              ----------        ----------
         Total current assets                                    320,826           153,582
                                                              ----------        ----------
Container rental equipment, at cost                               86,536           784,422
   Less accumulated depreciation                                  60,575           548,343
                                                              ----------        ----------
     Net container rental equipment                               25,961           236,079
                                                              ----------        ----------
                                                              $  346,787        $  389,661
                                                              ==========        ==========
              Partners' Capital
              -----------------

Partners' capital (deficit):
   General partners                                           $     (454)       $   (2,710)
   Limited partners                                              347,241           392,371
                                                              ----------        ----------
         Total partners' capital                                 346,787           389,661
                                                              ----------        ----------
                                                              $  346,787        $  389,661
                                                              ==========        ==========

        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended            Six Months Ended
                                                       ---------------------         -----------------------
                                                       June 30,       June 30,       June 30,       June 30,
                                                         1995           1994           1995           1994
                                                       --------       --------       --------       --------
Net lease revenue (notes 1 and 3)                      $ 10,278       $ 39,473       $ 90,632       $ 98,969

Other operating expenses:
  Other general and administrative expenses              10,146          8,214         15,934         13,388
                                                       --------       --------       --------       --------
    Earnings from operations                                132         31,259         74,698         85,581

Other income:
  Interest income                                         1,023          1,418          2,329          2,814
  Net gain on disposal of equipment                       6,197         20,937         25,076         32,893
                                                       --------       --------       --------       --------
                                                          7,220         22,355         27,405         35,707
                                                       --------       --------       --------       --------
    Net earnings                                       $  7,352       $ 53,614       $102,103       $121,288
                                                       ========       ========       ========       ========
Allocation of net earnings:
  General partners                                     $     74       $  1,936       $  3,704       $  2,613
  Limited partners                                        7,278         51,678         98,399        118,675
                                                       --------       --------       --------       --------
                                                       $  7,352       $ 53,614       $102,103       $121,288
                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings       $    .28       $   3.15       $   6.00       $   7.23
                                                       ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

                               IEA MARINE CONTAINER FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)

                                                          Six Months Ended
                                                     --------------------------
                                                      June 30,         June 30,
                                                        1995             1994
                                                     ---------        ---------
Net cash provided by operating activities            $  41,852        $ 110,953

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                  89,505          112,798

Cash flows used in financing activities:
   Distribution to partners                           (144,977)        (289,956)
                                                     ---------        ---------

Net decrease in cash and cash equivalents              (13,620)         (66,205)

Cash and cash equivalents at January 1                 141,241          262,307
                                                     ---------        ---------

Cash and cash equivalents at June 30                 $ 127,621        $ 196,102
                                                     =========        =========

        The accompanying notes are an integral part of these statements.

                               IEA MARINE CONTAINER FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO UNAUDITED FINANCIAL STATEMENTS


                          JUNE 30, 1995 AND DECEMBER 31, 1994

(1)  Summary of Significant Accounting Policies

     (a) Nature of Operations

         IEA Marine Container Fund (A California Limited Partnership) (the "Partnership") was organized under the laws of the State of California on April 26, 1979 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partner is Smith Barney Shearson, Inc. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b) Leasing Company and Leasing Agent Agreement

         Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c) Basis of Accounting

         The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d) Financial Statement Presentation

         These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.

                                                                     (Continued)

                               IEA MARINE CONTAINER FUND
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                        June 30,      December 31,
                                                          1995            1994
                                                       ---------      ------------
Lease receivables, net of doubtful accounts
   of $30,177 at June 30, 1995 and $27,616 at
   December 31, 1994                                   $ 210,353       $ 103,448
Less:
Direct operating payables and accrued expenses            17,148          15,615
Damage protection reserve                                      -          75,492
                                                       ---------       ---------
                                                       $ 193,205       $  12,341
                                                       =========       =========

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                               Three Months Ended               Six Months Ended
                           -------------------------       -------------------------
                            June 30,        June 30,        June 30,        June 30,
                              1995            1994            1995            1994
                           ---------       ---------       ---------       ---------
Rental revenue             $  27,445       $  62,298       $ 124,603       $ 147,184

Rental equipment
  operating expenses          13,229           9,811          22,179          21,201
Base management fees           3,938          13,014          11,792          27,014
                           ---------       ---------       ---------       ---------
                           $  10,278       $  39,473       $  90,632       $  98,969
                           =========       =========       =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     As discussed in prior quarterly reports, the Managing General Partner has focused its efforts on liquidating the remaining equipment in the fleet and winding up the Registrant's operations. Accordingly, during the first six months of 1995, the Registrant disposed of 299 containers, equal to approximately 7% of its original fleet. Of this amount, 178 containers were sold during the second quarter of 1995, pursuant to an agreement with a non-related party. The purchase price of these 178 containers totaled $130,789, which equaled approximately 105% of the containers' net book value. The proceeds related to this sale were received during the third quarter of 1995, and contributed to the increase in net lease receivables due from the Leasing Company at June 30, 1995. The proceeds from this sale will be retained as part of working capital, ensuring the availability of sufficient cash balances during the third and fourth quarters of 1995, as cash expenditures for investor processing, tax, legal and audit services, should be in excess of cash generated from operations. At June 30, 1995 the Registrant's remaining fleet consisted of 26 containers. These remaining containers have been targeted for disposal during the third quarter of 1995.

     The diminishing fleet size contributed to declines in the Registrant's cash balances and reserve for container repairs covered under the damage protection plan. During the next two quarters, a concentrated effort will be made to collect the Registrant's remaining lease receivables and extinguish its remaining payables, with the intent to wind up the Registrant's operations by December 31, 1995 or early 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three and six-month periods ended June 30, 1995, approximately 84% and 25%, respectively, of the Registrant's earnings were from gain on disposal of equipment, as compared to 39% and 27% for the same periods in the prior year. The Registrant's net earnings for the three-month period ended June 30, 1995 were comprised primarily of gain on disposal of equipment, as the Registrant disposed of 255 containers. Net lease revenues were lower as a direct result of these disposals.

     The diminishing fleet size has had its greatest impact on gross lease revenues, a component of net lease revenue, resulting in a decline of 56% and 15% for the three and six-month periods ended June 30, 1995, respectively, when compared to the same periods in 1994. Despite the diminishing fleet size, rental equipment operating expenses increased 35% and 5% over the same three and six-month periods in the prior year. These increases were a result of expenses associated with the recovery actions against the doubtful accounts of certain lessees, including legal and container recovery expenses, as well as the related provision for doubtful accounts.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                         Three Months Ended     Six Months Ended
                                         -------------------   -------------------
                                         June 30,   June 30,   June 30,   June 30,
                                           1995       1994       1995       1994
                                         --------   --------   --------   --------
Average Fleet Size (measured in
    twenty-foot equivalents (TEU))         193        602        291        628
Average Utilization                         63%        73%        70%        76%

During the remaining period in the wind up phase of operations, the Registrant expects to incur net losses, as certain costs including investor processing, tax, legal and audit expenses, should be in excess of net lease revenues generated from operations. The Registrant has increased its cash reserves in anticipation of these expected losses.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IEA MARINE CONTAINER FUND
                                     (A California Limited Partnership)

                                     By  Cronos Capital Corp.
                                         The Managing General Partner

                                     By  /s/ JOHN KALLAS
                                         ----------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  August 10, 1995

                                  EXHIBIT INDEX

Exhibit
  No.                               Description
- -------                             -----------
  27                           Financial Data Schedule