Form 10-Q
period 1995-09-30
IEA MARINE CONTAINER FUND
filed 1995-11-13
CIK 311780

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                           2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994        3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                  4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                       5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                      7
          Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K during the period                                              8

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                September 30,       December 31,
                                                                     1995               1994
                                                                -------------       ------------
                  Assets
                  ------
Current assets:
   Cash, includes $56,446 at September 30, 1995 and $28,632
      at December 31, 1994 in interest-bearing accounts           $  56,711          $  41,241
   Short-term investments                                           200,000            100,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                35,939             12,341
                                                                  ---------          ---------

           Total current assets                                     292,650            153,582
                                                                  ---------          ---------

Container rental equipment, at cost                                  24,689            784,422
   Less accumulated depreciation                                     17,282            548,343
                                                                  ---------          ---------
      Net container rental equipment                                  7,407            236,079
                                                                  ---------          ---------

                                                                  $ 300,057          $ 389,661
                                                                  =========          =========

             Partners' Capital
             -----------------
Partners' capital (deficit):
   General partners                                               $     218          $  (2,710)
   Limited partners                                                 299,839            392,371
                                                                  ---------          ---------

           Total partners' capital                                  300,057            389,661
                                                                  ---------          ---------

                                                                  $ 300,057          $ 389,661
                                                                  =========          =========


        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended                  Nine Months Ended
                                                    -----------------------------     -------------------------------
                                                    September 30,   September 30,     September 30,     September 30,
                                                        1995            1994              1995              1994
                                                    -------------   -------------     -------------     -------------
Net lease revenue (notes 1 and 3)                     $  16,908      $   31,357        $   107,540       $   130,326
Other operating expenses:
  Other general and administrative expenses               4,396           5,559             20,330            18,947
                                                      ---------      ----------        -----------       -----------
    Earnings from operations                             12,512          25,798             87,210           111,379

Other income:

  Interest income                                         2,346           1,555              4,675             4,369
  Net gain on disposal of equipment                         544          22,676             25,620            55,569
                                                      ---------      ----------        -----------       -----------
                                                          2,890          24,231             30,295            59,938
                                                      ---------      ----------        -----------       -----------
    Net earnings                                      $  15,402      $   50,029        $   117,505       $   171,317
                                                      =========      ==========        ===========       ===========
Allocation of net earnings:

  General partners                                    $   1,293      $    1,461        $     4,997       $     4,074
  Limited partners                                       14,109          48,568            112,508           167,243
                                                      ---------      ----------        -----------       -----------
                                                      $  15,402      $   50,029        $   117,505       $   171,317
                                                      =========      ==========        ===========       ===========
Limited partners' per unit share of net earnings      $     .86      $     2.97        $      6.86       $     10.20
                                                      =========      ==========        ===========       ===========

        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            --------------------------------
                                                            September 30,      September 30,
                                                                1995               1994
                                                            -------------      -------------
Net cash provided by operating activities                    $   59,155          $  151,257

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                           263,425             195,140

Cash flows used in financing activities:
  Distribution to partners                                     (207,110)           (414,223)
                                                             ----------          ----------
Net increase (decrease) in cash and cash equivalents            115,470             (67,826)

Cash and cash equivalents at January 1                          141,241             262,307
                                                             ----------          ----------
Cash and cash equivalents at September 30                    $  256,711          $  194,481
                                                             ==========          ==========


        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                  September 30,     December 31,
                                                                      1995              1994
                                                                  -------------     ------------
           Lease receivables, net of doubtful accounts
              of $31,391 at September 30, 1995 and $27,616
              at December 31, 1994                                  $  49,741         $ 103,448
           Less:
           Direct operating payables and accrued expenses              13,802            15,615
           Damage protection reserve                                      -              75,492
                                                                    ---------         ---------

                                                                    $  35,939         $  12,341
                                                                    =========         =========

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                               Three Months Ended                Nine Months Ended
                                         -------------------------------   -------------------------------
                                         September 30,     September 30,   September 30,     September 30,
                                             1995              1994            1995              1994
                                         -------------     -------------   -------------     -------------
           Rental revenue                 $  19,696         $   52,039      $  144,299        $  199,223

           Rental equipment
             operating expenses               2,213              9,909          24,392            31,110
           Base management fees                 575             10,773          12,367            37,787
                                          ---------         ----------      ----------        ----------
                                          $  16,908         $   31,357      $  107,540        $  130,326
                                          =========         ==========      ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     As discussed in prior quarterly reports, the Managing General Partner has focused its efforts on liquidating the remaining equipment in the fleet and winding up the Registrant's operations. Accordingly, during the first nine months of 1995, the Registrant disposed of 312 containers, equal to approximately 7% of its original fleet. Of this amount, 178 containers were sold during the second quarter of 1995, pursuant to an agreement with an unrelated party. The purchase price of these 178 containers totaled $130,789, which equaled approximately 105% of the containers' net book value. The proceeds from this and other container sales have been retained as part of working capital, ensuring the availability of sufficient cash balances during the period preceding the wind up of operations, as cash expenditures for investor processing, tax, legal and audit services, should be in excess of cash generated from operations. At September 30, 1995, the Registrant's remaining fleet consisted of 13 containers. These remaining containers have been targeted for disposal during the fourth quarter of 1995.

     The diminishing fleet size contributed to declines in the Registrant's lease receivables, direct operating payables and accrued expenses, and the reserve for container repairs covered under the damage protection plan. During the fourth quarter of 1995, a concentrated effort will be made to collect the Registrant's remaining lease receivables and extinguish its remaining payables, with the intent to wind up the Registrant's operations by December 31, 1995 or early 1996.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     During the three and nine-month periods ended September 30, 1995, approximately 4% and 22%, respectively, of the Registrant's earnings were from gain on disposal of equipment, as compared to 45% and 32% for the same periods in the prior year. Net lease revenues were lower as a direct result of these disposals.

     Gross rental revenue, a component of net lease revenue, declined 62% and 28% for the three and nine-month periods ended September 30, 1995, respectively, when compared to the same periods in 1994. Rental equipment operating expenses decreased 78% and 22% over the same three and nine-month periods in the prior year. These declines were attributable to the Registrant's diminishing fleet size. Rental equipment operating expenses consisted of, but were not limited to, costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal and container recovery expenses, as well as the related provision for doubtful accounts.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                Three Months Ended                Nine Months Ended
                                         -------------------------------   -------------------------------
                                         September 30,     September 30,   September 30,     September 30,
                                             1995              1994            1995              1994
                                         -------------     -------------   -------------     -------------
        Average Fleet Size (measured in
          twenty-foot equivalents (TEU))       24                514            211               590
        Average Utilization                    53%                71%            64%               74%


     During the remaining period in the wind up phase of operations, the Registrant expects to incur net losses, as certain costs including investor processing, tax, legal and audit expenses, should be in excess of net lease revenues generated from operations. The Registrant has increased its cash reserves in anticipation of these expected losses.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document

          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                    IEA MARINE CONTAINER FUND
                                    (A California Limited Partnership)

                                    By  Cronos Capital Corp.
                                        The Managing General Partner




                                    By   /s/ JOHN KALLAS
                                        --------------------------------
                                        John Kallas
                                        Vice President, Chief Financial Officer
                                        Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
            No.
         -------
           27               Financial Data Schedule