Form 10-Q
period 1996-06-30
IEA MARINE CONTAINER FUND
filed 1996-08-13
CIK 311780

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                                                           PAGE
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                   4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)     5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)               6

          Notes to Financial Statements (unaudited)                                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K during the period                                                11

                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                  June 30,      December 31,
                                                                    1996             1995
                                                                 ----------     ------------
                   Assets
                   ------
Current assets:
     Cash, includes $32,861 at June 30, 1996 and $6,623
         at December 31, 1995 in interest-bearing accounts       $  32,971        $  6,891
     Short-term investments                                        204,731         225,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                               253          24,389
                                                                 ---------        --------

              Total current assets                                 237,955         256,280
                                                                 ---------        --------

                                                                 $ 237,955        $256,280
                                                                 =========        ========
        Liabilities and Partners' Capital
        ---------------------------------

Current liabilities
     Accounts payable and accrued expenses                       $   3,054        $  6,941
                                                                 ---------        --------

         Total current liabilities                                   3,054           6,941
                                                                 ---------        --------

Partners' capital (deficit):
     General partners                                                   (1)            143
     Limited partners                                              234,902         249,196
                                                                 ---------        --------

              Total partners' capital                              234,901         249,339
                                                                 ---------        --------

                                                                 $ 237,955        $256,280
                                                                 =========        ========


        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended                 Six Months Ended
                                                   ------------------------        -------------------------
                                                    June 30,       June 30,          June 30,       June 30,
                                                      1996          1995               1996           1995
                                                   ---------       --------        ----------       --------

Net lease revenue (notes 1 and 3)                  $ (9,828)       $ 10,278        $ (10,326)       $ 90,632
Other operating expenses:
   Other general and administrative expenses          5,038          10,146            9,692          15,934
                                                   --------        --------        ---------        --------
     Earnings (loss) from operations                (14,866)            132          (20,018)         74,698
Other income (loss):

   Interest income                                    2,755           1,023            5,580           2,329
   Net gain (loss) on disposal of equipment              --           6,197               --          25,076
                                                   --------        --------        ---------        --------
                                                      2,755           7,220            5,580          27,405
                                                   --------        --------        ---------        --------
     Net earnings (loss)                           $(12,111)       $  7,352        $ (14,438)       $102,103
                                                   ========        ========        =========        ========
Allocation of net earnings (loss):
   General partners                                $   (121)       $     74        $    (144)       $  3,704
   Limited partners                                 (11,990)          7,278          (14,294)         98,399
                                                   --------        --------        ---------        --------
                                                   $(12,111)       $  7,352        $ (14,438)       $102,103
                                                   ========        ========        =========        ========
Limited partners' per unit share
   of net earnings (loss)                          $   (.73)       $    .28        $    (.87)       $   6.00
                                                   ========        ========        =========        ========



        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Six Months Ended
                                                          --------------------------
                                                            June 30,        June 30,
                                                              1996            1995
                                                          --------------------------

Net cash provided by operating activities                  $  3,872       $  41,852

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                      1,939          89,505

Cash flows used in financing activities:
     Distribution to partners                                    --        (144,977)
                                                           --------       ---------

Net increase (decrease) in cash and cash equivalents          5,811         (13,620)

Cash and cash equivalents at January 1                      231,891         141,241
                                                           --------       ---------

Cash and cash equivalents at June 30                       $237,702       $ 127,621
                                                           ========       =========


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

   (b)     Leasing Company and Leasing Agent Agreement

     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC entered into a Leasing Agent Agreement whereby the Leasing Company had the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company was responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and had full discretion over which ocean carriers and suppliers of goods and services it dealt with. The Leasing Agent Agreement permitted the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it has been accounted for as a lease under which the Partnership is lessor and the Leasing Company is the lessee.

     The Leasing Agent Agreement generally provided that the Leasing Company make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most of the Partnership's containers were leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

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

     For comparative purposes, prior year's acccounts payable and accrued expenses have been reclassified to conform to the current year presentation.

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                     June 30,    December 31,
                                                       1996          1995
                                                     -------     ------------
Lease receivables, net of doubtful accounts
   of $38,952 at June 30, 1996 and $30,922 at
   December 31, 1995                                 $ 5,423       $30,513
Less:
Direct operating payables and accrued expenses         5,170         6,124
                                                     -------       -------

                                                     $   253       $24,389
                                                     =======       =======

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                             Three Months Ended               Six Months Ended
                                          ------------------------        ------------------------
                                           June 30,       June 30,        June 30,         June 30,
                                             1996           1995            1996             1995
                                          ---------       --------        --------        --------

Rental revenue                            $     --        $ 27,445        $     --        $124,603

Rental equipment operating expenses          9,828          13,229          10,326          22,179
Base management fees                            --           3,938              --          11,792
                                          --------        --------        --------        --------
                                          $ (9,828)       $ 10,278        $(10,326)       $ 90,632
                                          ========        ========        ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant's remaining containers were disposed of during 1995. The Registrant is currently in the final phase of the liquidation and wind up stage of operations, focusing on the collection of its lease receivables and payment of its direct operating payables and accrued expenses. Accordingly, gross lease receivables and direct operating payables and accrued expenses declined $25,090 and $954, respectively, from December 31, 1995. During the first six months of 1996, the Registrant refrained from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses relating to its final liquidation and subsequent dissolution. The Registrant anticipates that after the remaining net lease receivables and liabilities are collected and discharged during 1996, or as soon as practicable, the Registrant will undertake a final distribution to its partners and proceed to cancel the Certificate of Limited Partnership. The Partnership will then be terminated.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      At the beginning of 1995, the Registrant had 325 containers remaining in the fleet. These containers were disposed of during 1995. Accordingly, the Registrant's container operations ceased during the fourth quarter of 1995. The Registrant experienced a net loss of $12,111 and $14,438 during the three and six-month periods ended June 30, 1996, respectively, as other general and administrative expenses were in excess of interest income, the Registrant's sole source of income. Rental equipment operating expenses, a component of net lease revenue, were $7,937 and $8,435 during the three and six-month periods ended June 30, 1996, respectively. These amounts consisted of costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal expenses and the provision for doubtful accounts. During the remaining period in the wind up phase of operations, the Registrant expects to incur net losses, as certain other general and administrative expenses including investor processing, tax, legal, and audit expenses, should be in excess of any other income generated by the Registrant.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits


 Exhibit
   No.         Description                                                           Method of Filing
 -------       -----------                                                           ----------------

   3(a)        Limited Partnership Agreement of the Registrant, amended and          *
               restated as of August 1, 1979

   3(b)        Certificate of Limited Partnership of the Registrant                  **

   27          Financial Data Schedule                                               Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996

__________

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

                                   IEA MARINE CONTAINER FUND
                                   (A California Limited Partnership)

                                   By    Cronos Capital Corp.
                                         The Managing General Partner

                                   By     /s/ JOHN KALLAS
                                         ------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX

Exhibit
   No.         Description                                                            Method of Filing
- -------        -----------                                                            ----------------

   3(a)        Limited Partnership Agreement of the Registrant, amended and           *
               restated as of August 1, 1979

   3(b)        Certificate of Limited Partnership of the Registrant                   **

   27          Financial Data Schedule                                                Filed with this document





__________

* Incorporated by reference to the Prospectus of the Registrant dated August 27, 1979, included as part of Registration Statement on Form S-1 (No. 2-64700)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-64700)