Form 10-Q
period 1996-09-30
IEA MARINE CONTAINER FUND
filed 1996-11-12
CIK 311780

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                     4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                6

          Notes to Financial Statements (unaudited)                                                                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K during the period                                                        11

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                September 30,    December 31,
                                                                   1996              1995
                                                                ------------     -----------
                   Assets
Current assets:
     Cash, includes $26,287 at September 30, 1996 and $6,623
         at December 31, 1995 in interest-bearing accounts        $  27,869         $  6,891
     Short-term investments                                         207,479          225,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                 --           24,389
                                                                  ---------         --------

              Total current assets                                  235,348          256,280
                                                                  ---------         --------

                                                                  $ 235,348         $256,280
                                                                  =========         ========

        Liabilities and Partners' Capital

Current liabilities
     Accounts payable and accrued expenses                        $  19,131         $  6,941
                                                                  ---------         --------

         Total current liabilities                                   19,131            6,941
                                                                  ---------         --------

Partners' capital (deficit):
     General partners                                                  (188)             143
     Limited partners                                               216,405          249,196
                                                                  ---------         --------

              Total partners' capital                               216,217          249,339
                                                                  ---------         --------

                                                                  $ 235,348         $256,280
                                                                  =========         ========

        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       Three Months Ended                   Nine Months Ended
                                                  ------------------------------     -----------------------------
                                                  September 30,    September 30,     September 30,   September 30,
                                                      1996              1995             1996           1995
                                                  ------------     -------------     -----------------------------

Net lease revenue (expense) (notes 1 and 3)         $ (4,612)        $ 16,908         $ (14,938)        $107,540
Other operating expenses:
   Other general and administrative expenses          16,889            4,396            26,581           20,330
                                                    --------         --------         ---------         --------
     Earnings (loss) from operations                 (21,501)          12,512           (41,519)          87,210

Other income:
   Interest income                                     2,817            2,346             8,397            4,675
   Net gain on disposal of equipment                      --              544                --           25,620
                                                    --------         --------         ---------         --------
                                                       2,817            2,890             8,397           30,295
                                                    --------         --------         ---------         --------
     Net earnings (loss)                            $(18,684)        $ 15,402         $ (33,122)        $117,505
                                                    ========         ========         =========         ========
Allocation of net earnings (loss):
   General partners                                 $   (187)        $  1,293         $    (331)        $  4,997
   Limited partners                                  (18,497)          14,109           (32,791)         112,508
                                                    --------         --------         ---------         --------
                                                    $(18,684)        $ 15,402         $ (33,122)        $117,505
                                                    ========         ========         =========         ========
Limited partners' per unit share
   of net earnings (loss)                           $  (1.13)        $    .86         $   (2.00)        $   6.86
                                                    ========         ========         =========         ========


        The accompanying notes are an integral part of these statements.

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Nine Months Ended
                                                         --------------------------------
                                                         September 30,      September 30,
                                                              1996              1995
                                                         -------------      -------------
Net cash provided by (used in) operating activities        $ (11,219)        $  59,155

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                        14,560           263,425

Cash flows used in financing activities:
   Distribution to partners                                       --          (207,110)
                                                           ---------         ---------

Net increase in cash and cash equivalents                      3,341           115,470

Cash and cash equivalents at January 1                       231,891           141,241
                                                           ---------         ---------

Cash and cash equivalents at September 30                  $ 235,232         $ 256,711
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

                  For comparative purposes, prior year's accounts payable and accrued expenses have been reclassified to conform to the current year presentation.

(2)      Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, and base management fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
Lease receivables, net of doubtful accounts
   of $nil at September 30, 1996 and $30,922 at
   December 31, 1995                                   $    --        $30,513
Less:
Direct operating payables and accrued expenses              --          6,124
                                                       -------        -------

                                                       $    --        $24,389
                                                       =======        =======

                            IEA MARINE CONTAINER FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)      Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses and management fees to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue (expense) for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:


                                           Three Months Ended                 Nine Months Ended
                                     -------------------------------    ------------------------------
                                     September 30,     September 30,    September 30,    September 30,
                                          1996             1995              1996             1995
                                        --------         --------         ---------         --------
Rental revenue                          $     --         $ 19,696         $      --         $144,299
                                                                                            --------
Rental equipment operating expenses        4,612            2,213            14,938           24,392
Base management fees                          --              575                --           12,367
                                        --------         --------         ---------         --------
                                        $ (4,612)        $ 16,908         $ (14,938)        $107,540
                                        ========         ========         =========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

         As discussed in the Registrant's report for the year ended December 31, 1995, the Registrant's remaining containers were disposed of during 1995. The Registrant is currently in the final phase of the liquidation and wind up stage of operations. During this phase, the Registrant refrained from distributing cash generated from operations and sales proceeds to its partners, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution. During the first nine months of 1996, the Registrant focused on the collection of its lease receivables and payment of its direct operating payables and accrued expenses. At September 30, 1996, the remaining gross lease receivables were deemed to be uncollectible and accordingly, charged against the existing allowance for doubtful accounts. Additionally, at September 30, 1996 the Registrant accrued for the remaining costs associated with the termination of the Partnership, including, but not limited to, accounting, tax and legal fees. The Registrant anticipates that during the fourth quarter of 1996 it will discharge the remaining direct operating payables and accrued expenses, undertake a final distribution to its partners, cancel the Certificate of Limited Partnership and terminate the Partnership.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

         At the beginning of 1995, the Registrant had 325 containers remaining in the fleet. These containers were disposed of during 1995. Accordingly, the Registrant's container operations ceased during the fourth quarter of 1995. The Registrant experienced a net loss of $18,684 and $33,122 during the three and nine-month periods ended September 30, 1996, respectively, as other general and administrative expenses were in excess of interest income, the Registrant's sole source of income. Rental equipment operating expenses, a component of net lease revenue, were $4,612 and $14,938 during the three and nine-month periods ended September 30, 1996, respectively. These amounts consisted of costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal expenses and the provision for doubtful accounts. General and administrative expenses included investor processing, tax, legal, and audit expenses.

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

(a)   Exhibits

Exhibit
   No.                     Description                                      Method of Filing
-------                    -----------                                      ----------------
   3(a)    Limited Partnership Agreement of the Registrant, amended and     *
           restated as of August 1, 1979

   3(b)    Certificate of Limited Partnership of the Registrant             **

   27      Financial Data Schedule                                          Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996


----------------------

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



                              IEA MARINE CONTAINER FUND
                              (A California Limited Partnership)

                              By    Cronos Capital Corp.
                                    The Managing General Partner



                              By    /s/ JOHN KALLAS
                                    -----------------------------
                                    John Kallas
                                    Vice President, Treasurer
                                    Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX


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




--------------------

* Incorporated by reference to the Prospectus of the Registrant dated August 27, 1979, included as part of Registration Statement on Form S-1 (No. 2-64700)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-64700)